Form 10-K
period 2017-12-31
CD 2017-CD6 Mortgage Trust
filed 2018-03-20
CIK 1719959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-206705-11

Central Index Key Number of the issuing entity: 0001719959

CD 2017-CD6 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013454

Deutsche Mortgage & Asset Receiving Corporation

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001624053

Argentic Real Estate Finance

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4046766 38-4046767 38-4046768 38-4052526 38-7196193 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Headquarters Plaza Mortgage Loan and the Lightstone Portfolio Mortgage Loan, which constituted approximately 7.1% and 3.8%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Headquarters Plaza Mortgage Loan which is an asset of the issuing entity and three other pari passu loans, which are not assets of the issuing entity and (b) with respect to the Lightstone Portfolio Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Headquarters Plaza Mortgage Loan and the Lightstone Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Gurnee Mills Mortgage Loan, which constituted approximately 1.4% of the asset pool of the issuing entity as of its cut-off date.  The Gurnee Mills Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Gurnee Mills Mortgage Loan and six other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CSAIL 2016-C7 Commercial Mortgage Trust transaction, Commission File Number 333-207361-03 (the “CSAIL 2016-C7 Transaction”). This loan combination, including the Gurnee Mills Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2016-C7 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CSAIL 2016-C7 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CSAIL 2016-C7 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Cleveland East Mortgage Loan, which constituted approximately 1.1% of the asset pool of the issuing entity as of its cut-off date.  The Cleveland East Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Cleveland East Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2017-C39 transaction, Commission File Number 333-206677-17 (the “WFCM 2017-C39 Transaction”). This loan combination, including the Cleveland East Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2017-C39 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFCM 2017-C39 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFCM 2017-C39 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Colorado Center Mortgage Loan, which constituted approximately 1.9% of the asset pool of the issuing entity as of its cut-off date.  The Colorado Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Colorado Center Mortgage Loan and nine other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BXP Trust 2017-CC transaction (the “BXP Trust 2017-CC Transaction”). This loan combination, including the Colorado Center Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BXP Trust 2017-CC Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the trust and servicing agreement for the BXP Trust 2017-CC Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the BXP Trust 2017-CC Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Integrated Health Campus Mortgage Loan, which constituted approximately 2.1% of the asset pool of the issuing entity as of its cut-off date.  The Integrated Health Campus Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Integrated Health Campus Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the COMM 2017-COR2 Mortgage Trust transaction, Commission File Number 333-206705-10 (the “COMM 2017-COR2 Transaction”). This loan combination, including the Integrated Health Campus Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2017-COR2 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2017-COR2 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2017-COR2 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Corporate Woods Portfolio Mortgage Loan, which constituted approximately 2.3% of the asset pool of the issuing entity as of its cut-off date.  The Corporate Woods Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Corporate Woods Portfolio Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Citigroup Commercial Mortgage Trust 2017-P8 transaction, Commission File Number 333-207132-14 (the “CGCMT 2017-P8 Transaction”). This loan combination, including the Corporate Woods Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2017-P8 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CGCMT 2017-P8 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CGCMT 2017-P8 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Burbank Office Portfolio Mortgage Loan, which constituted approximately 4.7% of the asset pool of the issuing entity as of its cut-off date.  The Burbank Office Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Burbank Office Portfolio Mortgage Loan and eight other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the DBUBS 2017-BRBK Mortgage Trust transaction (the “DBUBS 2017-BRBK Transaction”). This loan combination, including the Burbank Office Portfolio Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the DBUBS 2017-BRBK Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the trust and servicing agreement for the DBUBS 2017-BRBK Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the DBUBS 2017-BRBK Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, the IRG Portfolio Mortgage Loan, the Moffett Place Building 4 Mortgage Loan, the Station Place III Mortgage Loan and the Covance Business Center Mortgage Loan, which constituted approximately 5.6%, 2.6%, 2.4%, 2.4% and 0.9%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, the IRG Portfolio Mortgage Loan, the Moffett Place Building 4 Mortgage Loan, the Station Place III Mortgage Loan and the Covance Business Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the IRG Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Moffett Place Building 4 Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity, (d) with respect to the Station Place III Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity or (e) with respect to the Covance Business Center Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the JPMDB Commercial Mortgage Securities Trust 2017-C7 transaction, Commission File Number 333-206361-12 (the “JPMDB 2017-C7 Transaction”). These loan combinations, including the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, the IRG Portfolio Mortgage Loan, the Moffett Place Building 4 Mortgage Loan, the Station Place III Mortgage Loan and the Covance Business Center Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the JPMDB 2017-C7 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMDB 2017-C7 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMDB 2017-C7 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the certificate administrator of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, the IRG Portfolio Mortgage Loan, the Moffett Place Building 4 Mortgage Loan, the Station Place III Mortgage Loan, the Integrated Health Campus Mortgage Loan and the Covance Business Center Mortgage Loan, the primary servicer and certificate administrator of the Burbank Office Portfolio Mortgage Loan, the Colorado Center Mortgage Loan, the Gurnee Mills Mortgage Loan and the Cleveland East Mortgage Loan and the primary servicer of the Corporate Woods Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Burbank Office Portfolio Mortgage Loan, the Colorado Center Mortgage Loan, the Gurnee Mills Mortgage Loan and the Cleveland East Mortgage Loan and the trustee and custodian of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, the IRG Portfolio Mortgage Loan, the Station Place III Mortgage Loan, the Moffett Place Building 4 Mortgage Loan, the Integrated Health Campus Mortgage Loan and the Covance Business Center Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Cleveland East Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Integrated Health Campus Mortgage Loan, the Gurnee Mills Mortgage Loan and the Burbank Office Portfolio Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer and special servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, the IRG Portfolio Mortgage Loan, the Moffett Place Building 4 Mortgage Loan, the Station Place III Mortgage Loan, the Integrated Health Campus Mortgage Loan and the Covance Business Center Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, the IRG Portfolio Mortgage Loan, the Station Place III Mortgage Loan, the Moffett Place Building 4 Mortgage Loan, the Corporate Woods Portfolio Mortgage Loan and the Covance Business Center Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

AEGON USA Realty Advisors, LLC is the special servicer of the Burbank Office Portfolio Mortgage Loan and the Colorado Center Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for AEGON USA Realty Advisors, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because AEGON USA Realty Advisors, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of AEGON USA Realty Advisors, LLC because AEGON USA Realty Advisors, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Citibank, N.A. is an affiliate of Citi Real Estate Funding Inc., one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Citibank, N.A. pursuant to Item 1123.  Because Citibank, N.A. is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB. As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Citibank, N.A. under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank, National Association. This entity was engaged by the certificate administrator under the Corporate Woods Portfolio Mortgage Loan to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Burbank Office Portfolio Mortgage Loan, the Corporate Woods Portfolio Mortgage Loan, the Colorado Center Mortgage Loan, the Gurnee Mills Mortgage Loan and the Cleveland East Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the DBUBS 2017-BRBK Transaction, the pooling and servicing agreement for the CGCMT 2017-P8 Transaction, the trust and servicing agreement for the BXP Trust 2017-CC Transaction, the pooling and servicing agreement for the CSAIL 2016-C7 Transaction and the pooling and servicing agreement for the WFCM 2017-C39 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Burbank Office Portfolio Mortgage Loan, the Corporate Woods Portfolio Mortgage Loan, the Colorado Center Mortgage Loan, the Gurnee Mills Mortgage Loan and the Cleveland East Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer under the Burbank Office Portfolio Mortgage Loan, the Corporate Woods Portfolio Mortgage Loan, the Colorado Center Mortgage Loan, the Gurnee Mills Mortgage Loan and the Cleveland East Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that include the Gurnee Mills Mortgage Loan, the Cleveland East Mortgage Loan, the Corporate Woods Portfolio Mortgage Loan, the Colorado Center Mortgage Loan and the Burbank Office Portfolio Mortgage Loan (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC, as special servicer of the Gurnee Mills Mortgage Loan, Trimont Real Estate Advisors, LLC, as operating advisor of the Cleveland East Mortgage Loan and KeyBank National Association, as special servicer of the Corporate Woods Portfolio Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Items 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity and (ii) the servicer compliance statements of  Rialto Capital Advisors, LLC, as special servicer of the Gurnee Mills Mortgage Loan, AEGON USA Realty Advisors, LLC, as special servicer of the Colorado Center Mortgage Loan and the Burbank Office Portfolio Mortgage Loan and KeyBank National Association, as special servicer of the Corporate Woods Portfolio Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Items 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee, KeyBank National Association, as special servicer and Citibank, N.A., as certificate administrator and custodian:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificateholder has filed a notice of appeal, and the appeal is pending.

Citibank, N.A. (“Citibank”) is acting as certificate administrator and custodian of the CGCMT 2017-P8 transaction.  In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions.  Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York (“SDNY”) asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. As to the one remaining trust at issue, on April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017.  Briefing on those motions was completed on August 4, 2017.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee.  This case includes the 24 trusts previously dismissed in the federal action, and one additional trust.  The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”).  Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016.  On June 27, 2017, the state court issued a decision, dismissing the Event of Default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims.  The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim.  Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but  allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for a failed financial institution, filed a civil action against Citibank in the SDNY.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act.  Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter.  On September 30, 2016, the Court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction.  On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order.  On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action.  He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017.  The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as certificate administrator and custodian under the CGCMT 2017-P8 pooling and servicing agreement relating to this CMBS transaction.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on November 30, 2017 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Gurnee Mills Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2016-C7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the CSAIL 2016-C7 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSAIL 2016-C7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Cleveland East Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2017-C39 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the WFCM 2017-C39 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2017-C39 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Colorado Center Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the BXP Trust 2017-CC Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the BXP Trust 2017-CC Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BXP Trust 2017-CC Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Integrated Health Campus Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2017-COR2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2017-COR2 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2017-COR2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Corporate Woods Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2017-P8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2017-P8 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2017-P8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Burbank Office Portfolio Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the DBUBS 2017-BRBK Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule I to the trust and servicing agreement for the DBUBS 2017-BRBK Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the DBUBS 2017-BRBK Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, the IRG Portfolio Mortgage Loan, the Station Place III Mortgage Loan, the Moffett Place Building 4 Mortgage Loan and the Covance Business Center Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the JPMDB 2017-C7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMDB 2017-C7 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMDB 2017-C7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on February 6, 2018 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of November 1, 2016, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of August 1, 2017, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Trimont Real Estate Advisors, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.4           Trust and Servicing Agreement, dated as of August 9, 2017, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of September 1, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association , as Certificate Administrator, Paying Agent  and Custodian and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of September 1, 2017, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, Wilmington Trust, National Association, as Trustee (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.7           Trust and Servicing Agreement, dated as of October 1, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.8           Pooling and Servicing Agreement, dated as of October 1, 2017, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on February 6, 2018 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.9           Agreement Between Note Holders, dated as of October 20, 2017, by and between Citi Real Estate Funding Inc. as initial note A-1 holder and initial note A-2 holder, and Barclays Bank PLC, as initial note A-3 holder and initial note A-4 holder (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of October 31, 2017, by and between Deutsche Bank AG, New York Branch, as note A-1 holder, Deutsche Bank AG, New York Branch, as note A-2 holder, Deutsche Bank AG, New York Branch, as note A-3 holder, and Deutsche Bank AG, New York Branch, as note A-4 holder (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of September 19, 2017, by and between Deutsche Bank AG, New York Branch, as initial note A-1 holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as initial note A-2 holder, Deutsche Bank AG, New York Branch, as initial note B-1 holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as initial note B-2 holder (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

 4.12        Co-Lender Agreement, dated as of October 31, 2017, by and between Deutsche Bank AG, New York Branch, as note A-1 holder, and Deutsche Bank AG, New York Branch, as note A-2 holder (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of October 31, 2017, by and between Deutsche Bank AG, New York Branch, as note A-1 holder, and Deutsche Bank AG, New York Branch, as note A-2 holder (filed as Exhibit 99.15 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of October 3, 2017, by and between JPMorgan Chase Bank, National Association, as initial note A-1 holder, JPMorgan Chase Bank, National Association, as initial note A-2 holder, JPMorgan Chase Bank, National Association, as initial note A-3 holder, Citi Real Estate Funding Inc., as initial note A-4 holder, and Citi Real Estate Funding Inc., as initial note A-5 holder (filed as Exhibit 99.16 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of September 28, 2017, by and between Deutsche Bank AG, New York Branch, as note A-1 holder, Deutsche Bank AG, New York Branch, as note A-2 holder, Deutsche Bank AG, New York Branch, as note A-3 holder, and Wells Fargo Bank, National Association, as note A-4 holder (filed as Exhibit 99.17 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.16         Agreement Between Note Holders, dated as of September 7, 2017, by and between Citi Real Estate Funding Inc., as initial note A-1-A holder, Citi Real Estate Funding Inc., as initial note A-1-B holder, Citi Real Estate Funding Inc., as initial note A-2 holder, Citi Real Estate Funding Inc., as initial note A-3 holder, Morgan Stanley Bank, N.A., as initial note A-4 holder, and Morgan Stanley Bank, N.A., as initial note A-5 holder (filed as Exhibit 99.18 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of September 28, 2017, by and between Deutsche Bank AG, New York Branch, as note A-1 holder, and Deutsche Bank AG, New York Branch, as note A-2 holder (filed as Exhibit 99.19 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.18         Agreement between Note Holders, dated as of August 9, 2017, by and between Morgan Stanley Bank, N.A. as initial note A-1 holder and initial note B-1 holder, Deutsche Bank AG, acting through its New York Branch, as initial note A-2 holder and initial note B-2 holder, and Wells Fargo Bank, National Association, as initial note A-3 holder and initial note B-3 holder (filed as Exhibit 99.20 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.19         Agreement between Note Holders, dated as of November 3, 2016, by and between Column Financial, Inc. as initial note A-1A holder and initial note A-1B holder, Wells Fargo Bank, National Association, as initial note A-2A holder and initial note A-2B holder, and Regions Bank, as initial note A-3 holder and initial note A-4 holder (filed as Exhibit 99.21 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.20         Agreement between Note Holders, dated as of August 4, 2017, by and between SPREF WH III LLC, as initial note A-1 holder, and SPREF WH III LLC, as initial note A-2 holder (filed as Exhibit 99.22 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.21         Agreement between Note Holders, dated as of June 9, 2017, by and between Argentic Real Estate Finance LLC, as senior noteholder, and The Bancorp Bank, as junior noteholder (filed as Exhibit 99.23 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.22         Co-Lender Agreement, dated as of October 31, 2017, by and between Deutsche Bank AG, New York Branch, as note A-1 holder, and Deutsche Bank AG, New York Branch, as note A-2 holder (filed as Exhibit 99.24 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         LNR Partners, LLC, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 33.1)

33.10       LNR Partners, LLC, as Special Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 33.2)

33.11       Wilmington Trust, National Association, as Trustee of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Headquarters Plaza Mortgage Loan (see Exhibit 33.4)

33.13       Wells Fargo Bank, National Association, as Custodian of the Headquarters Plaza Mortgage Loan (see Exhibit 33.5)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the Headquarters Plaza Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 33.7)

33.16       National Tax Search, LLC, as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 33.8)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.1)

33.18       LNR Partners, LLC, as Special Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Certificate Administrator of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.4)

33.21       Wells Fargo Bank, National Association, as Custodian of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.5)

33.22       Park Bridge Lender Services LLC, as Operating Advisor of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.6)

33.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.7)

33.24       National Tax Search, LLC, as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.8)

33.25       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 33.1)

33.26       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 33.4)

33.29       Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 33.5)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan (see Exhibit 33.6)

33.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.7)

33.32       National Tax Search, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.8)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the Cleveland East Mortgage Loan (see Exhibit 33.1)

33.34       LNR Partners, LLC, as Special Servicer of the Cleveland East Mortgage Loan (see Exhibit 33.2)

33.35       Wilmington Trust, National Association, as Trustee of the Cleveland East Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Certificate Administrator of the Cleveland East Mortgage Loan (see Exhibit 33.4)

33.37       Wells Fargo Bank, National Association, as Custodian of the Cleveland East Mortgage Loan (see Exhibit 33.5)

33.38       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Cleveland East Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cleveland East Mortgage Loan (see Exhibit 33.7)

33.40       National Tax Search, LLC, as Servicing Function Participant of the Cleveland East Mortgage Loan (see Exhibit 33.8)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Center Mortgage Loan (see Exhibit 33.1)

33.42       AEGON USA Realty Advisors, LLC, as Special Servicer of the Colorado Center Mortgage Loan

33.43       Wilmington Trust, National Association, as Trustee of the Colorado Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Certificate Administrator of the Colorado Center Mortgage Loan (see Exhibit 33.4)

33.45       Wells Fargo Bank, National Association, as Custodian of the Colorado Center Mortgage Loan (see Exhibit 33.5)

33.46       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Colorado Center Mortgage Loan (see Exhibit 33.7)

33.47       National Tax Search, LLC, as Servicing Function Participant of the Colorado Center Mortgage Loan (see Exhibit 33.8)

33.48       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Integrated Health Campus Mortgage Loan

33.49       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Integrated Health Campus Mortgage Loan (see Exhibit 33.48)

33.50       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Integrated Health Campus Mortgage Loan (see Exhibit 33.4)

33.51       Wells Fargo Bank, National Association, as Custodian of the Integrated Health Campus Mortgage Loan (see Exhibit 33.5)

33.52       Park Bridge Lender Services LLC, as Operating Advisor of the Integrated Health Campus Mortgage Loan (see Exhibit 33.6)

33.53       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.1)

33.54       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wilmington Trust, National Association, as Trustee of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Citibank, N.A., as Certificate Administrator and Custodian of the Corporate Woods Portfolio Mortgage Loan

33.57       Pentalpha Surveillance LLC, as Operating Advisor of the Corporate Woods Portfolio Mortgage Loan

33.58       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.7)

33.59       National Tax Search, LLC, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.8)

33.60       U.S. Bank National Association, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan

33.61       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.62       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.42)

33.63       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.65       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.66       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.67       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.68       National Tax Search, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.8)

33.69       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.48)

33.70       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.48)

33.71       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.4)

33.72       Wells Fargo Bank, National Association, as Custodian of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.5)

33.73       Pentalpha Surveillance LLC, as Operating Advisor of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.57)

33.74       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 33.48)

33.75       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 33.48)

33.76       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the IRG Portfolio Mortgage Loan (see Exhibit 33.4)

33.77       Wells Fargo Bank, National Association, as Custodian of the IRG Portfolio Mortgage Loan (see Exhibit 33.5)

33.78       Pentalpha Surveillance LLC, as Operating Advisor of the IRG Portfolio Mortgage Loan (see Exhibit 33.57)

33.79       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Station Place III Mortgage Loan (see Exhibit 33.48)

33.80       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Station Place III Mortgage Loan (see Exhibit 33.48)

33.81       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Station Place III Mortgage Loan (see Exhibit 33.4)

33.82       Wells Fargo Bank, National Association, as Custodian of the Station Place III Mortgage Loan (see Exhibit 33.5)

33.83       Pentalpha Surveillance LLC, as Operating Advisor of the Station Place III Mortgage Loan (see Exhibit 33.57)

33.84       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.48)

33.85       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.48)

33.86       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.4)

33.87       Wells Fargo Bank, National Association, as Custodian of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.5)

33.88       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.57)

33.89       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 33.48)

33.90       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 33.48)

33.91       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Covance Business Center Mortgage Loan (see Exhibit 33.4)

33.92       Wells Fargo Bank, National Association, as Custodian of the Covance Business Center Mortgage Loan (see Exhibit 33.5)

33.93       Pentalpha Surveillance LLC, as Operating Advisor of the Covance Business Center Mortgage Loan (see Exhibit 33.57)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         LNR Partners, LLC, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 34.1)

34.10       LNR Partners, LLC, as Special Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 34.2)

34.11       Wilmington Trust, National Association, as Trustee of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Headquarters Plaza Mortgage Loan (see Exhibit 34.4)

34.13       Wells Fargo Bank, National Association, as Custodian of the Headquarters Plaza Mortgage Loan (see Exhibit 34.5)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the Headquarters Plaza Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 34.7)

34.16       National Tax Search, LLC, as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 34.8)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.1)

34.18       LNR Partners, LLC, as Special Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Certificate Administrator of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.4)

34.21       Wells Fargo Bank, National Association, as Custodian of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.5)

34.22       Park Bridge Lender Services LLC, as Operating Advisor of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.6)

34.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.7)

34.24       National Tax Search, LLC, as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.8)

34.25       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 34.1)

34.26       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 34.4)

34.29       Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 34.5)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan (see Exhibit 34.6)

34.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.7)

34.32       National Tax Search, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.8)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the Cleveland East Mortgage Loan (see Exhibit 34.1)

34.34       LNR Partners, LLC, as Special Servicer of the Cleveland East Mortgage Loan (see Exhibit 34.2)

34.35       Wilmington Trust, National Association, as Trustee of the Cleveland East Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Certificate Administrator of the Cleveland East Mortgage Loan (see Exhibit 34.4)

34.37       Wells Fargo Bank, National Association, as Custodian of the Cleveland East Mortgage Loan (see Exhibit 34.5)

34.38       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Cleveland East Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cleveland East Mortgage Loan (see Exhibit 34.7)

34.40       National Tax Search, LLC, as Servicing Function Participant of the Cleveland East Mortgage Loan (see Exhibit 34.8)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Center Mortgage Loan (see Exhibit 34.1)

34.42       AEGON USA Realty Advisors, LLC, as Special Servicer of the Colorado Center Mortgage Loan

34.43       Wilmington Trust, National Association, as Trustee of the Colorado Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Certificate Administrator of the Colorado Center Mortgage Loan (see Exhibit 34.4)

34.45       Wells Fargo Bank, National Association, as Custodian of the Colorado Center Mortgage Loan (see Exhibit 34.5)

34.46       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Colorado Center Mortgage Loan (see Exhibit 34.7)

34.47       National Tax Search, LLC, as Servicing Function Participant of the Colorado Center Mortgage Loan (see Exhibit 34.8)

34.48       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Integrated Health Campus Mortgage Loan

34.49       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Integrated Health Campus Mortgage Loan (see Exhibit 34.48)

34.50       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Integrated Health Campus Mortgage Loan (see Exhibit 34.4)

34.51       Wells Fargo Bank, National Association, as Custodian of the Integrated Health Campus Mortgage Loan (see Exhibit 34.5)

34.52       Park Bridge Lender Services LLC, as Operating Advisor of the Integrated Health Campus Mortgage Loan (see Exhibit 34.6)

34.53       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.1)

34.54       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wilmington Trust, National Association, as Trustee of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Citibank, N.A., as Certificate Administrator and Custodian of the Corporate Woods Portfolio Mortgage Loan

34.57       Pentalpha Surveillance LLC, as Operating Advisor of the Corporate Woods Portfolio Mortgage Loan

34.58       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.7)

34.59       National Tax Search, LLC, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.8)

34.60       U.S. Bank National Association, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan

34.61       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.62       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.42)

34.63       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.65       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.66       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.67       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.7)

34.68       National Tax Search, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.8)

34.69       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.48)

34.70       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.48)

34.71       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.4)

34.72       Wells Fargo Bank, National Association, as Custodian of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.5)

34.73       Pentalpha Surveillance LLC, as Operating Advisor of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.57)

34.74       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 34.48)

34.75       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 34.48)

34.76       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the IRG Portfolio Mortgage Loan (see Exhibit 34.4)

34.77       Wells Fargo Bank, National Association, as Custodian of the IRG Portfolio Mortgage Loan (see Exhibit 34.5)

34.78       Pentalpha Surveillance LLC, as Operating Advisor of the IRG Portfolio Mortgage Loan (see Exhibit 34.57)

34.79       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Station Place III Mortgage Loan (see Exhibit 34.48)

34.80       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Station Place III Mortgage Loan (see Exhibit 34.48)

34.81       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Station Place III Mortgage Loan (see Exhibit 34.4)

34.82       Wells Fargo Bank, National Association, as Custodian of the Station Place III Mortgage Loan (see Exhibit 34.5)

34.83       Pentalpha Surveillance LLC, as Operating Advisor of the Station Place III Mortgage Loan (see Exhibit 34.57)

34.84       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.48)

34.85       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.48)

34.86       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.4)

34.87       Wells Fargo Bank, National Association, as Custodian of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.5)

34.88       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.57)

34.89       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 34.48)

34.90       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 34.48)

34.91       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Covance Business Center Mortgage Loan (see Exhibit 34.4)

34.92       Wells Fargo Bank, National Association, as Custodian of the Covance Business Center Mortgage Loan (see Exhibit 34.5)

34.93       Pentalpha Surveillance LLC, as Operating Advisor of the Covance Business Center Mortgage Loan (see Exhibit 34.57)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 35.1)

35.5         LNR Partners, LLC, as Special Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator of the Headquarters Plaza Mortgage Loan (see Exhibit 35.3)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 35.1)

35.8         LNR Partners, LLC, as Special Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the Lightstone Portfolio Mortgage Loan (see Exhibit 35.3)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Cleveland East Mortgage Loan

35.14       LNR Partners, LLC, as Special Servicer of the Cleveland East Mortgage Loan (see Exhibit 35.2)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the Cleveland East Mortgage Loan (see Exhibit 35.3)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Center Mortgage Loan

35.17       AEGON USA Realty Advisors, LLC, as Special Servicer of the Colorado Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the Colorado Center Mortgage Loan (see Exhibit 35.3)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Integrated Health Campus Mortgage Loan

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Integrated Health Campus Mortgage Loan (see Exhibit 35.19)

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Integrated Health Campus Mortgage Loan (see Exhibit 35.3)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan

35.23       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Citibank, N.A., as Certificate Administrator of the Corporate Woods Portfolio Mortgage Loan

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan

35.26       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (see Exhibit 35.3)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 35.19)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 35.19)

35.30       Wells Fargo Bank, National Association, as Certificate Administrator of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 35.3)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 35.19)

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 35.19)

35.33       Wells Fargo Bank, National Association, as Certificate Administrator of the IRG Portfolio Mortgage Loan (see Exhibit 35.3)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Station Place III Mortgage Loan (see Exhibit 35.19)

35.35       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Station Place III Mortgage Loan (see Exhibit 35.19)

35.36       Wells Fargo Bank, National Association, as Certificate Administrator of the Station Place III Mortgage Loan (see Exhibit 35.3)

35.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 35.19)

35.38       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 35.19)

35.39       Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Place Building 4 Mortgage Loan (see Exhibit 35.3)

35.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 35.19)

35.41       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 35.19)

35.42       Wells Fargo Bank, National Association, as Certificate Administrator of the Covance Business Center Mortgage Loan (see Exhibit 35.3)

99.1         Mortgage Loan Purchase Agreement, dated as of November 13, 2017, between German American Capital Corporation, as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of November 13, 2017, between Citi Real Estate Funding Inc., as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of November 13, 2017, between Argentic Real Estate Finance, as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deutsche Mortgage & Asset Receiving Corporation
(Depositor)

/s/ Helaine M. Kaplan

Helaine M. Kaplan, President

(senior officer in charge of securitization of the depositor)

Date: March 20, 2018

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 20, 2018

Exhibit Index

Exhibit No.

4.1           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on February 6, 2018 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of November 1, 2016, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of August 1, 2017, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Trimont Real Estate Advisors, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.4           Trust and Servicing Agreement, dated as of August 9, 2017, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of September 1, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association , as Certificate Administrator, Paying Agent  and Custodian and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of September 1, 2017, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, Wilmington Trust, National Association, as Trustee (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.7           Trust and Servicing Agreement, dated as of October 1, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.8           Pooling and Servicing Agreement, dated as of October 1, 2017, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on February 6, 2018 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.9           Agreement Between Note Holders, dated as of October 20, 2017, by and between Citi Real Estate Funding Inc. as initial note A-1 holder and initial note A-2 holder, and Barclays Bank PLC, as initial note A-3 holder and initial note A-4 holder (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of October 31, 2017, by and between Deutsche Bank AG, New York Branch, as note A-1 holder, Deutsche Bank AG, New York Branch, as note A-2 holder, Deutsche Bank AG, New York Branch, as note A-3 holder, and Deutsche Bank AG, New York Branch, as note A-4 holder (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of September 19, 2017, by and between Deutsche Bank AG, New York Branch, as initial note A-1 holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as initial note A-2 holder, Deutsche Bank AG, New York Branch, as initial note B-1 holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as initial note B-2 holder (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

 4.12        Co-Lender Agreement, dated as of October 31, 2017, by and between Deutsche Bank AG, New York Branch, as note A-1 holder, and Deutsche Bank AG, New York Branch, as note A-2 holder (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of October 31, 2017, by and between Deutsche Bank AG, New York Branch, as note A-1 holder, and Deutsche Bank AG, New York Branch, as note A-2 holder (filed as Exhibit 99.15 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of October 3, 2017, by and between JPMorgan Chase Bank, National Association, as initial note A-1 holder, JPMorgan Chase Bank, National Association, as initial note A-2 holder, JPMorgan Chase Bank, National Association, as initial note A-3 holder, Citi Real Estate Funding Inc., as initial note A-4 holder, and Citi Real Estate Funding Inc., as initial note A-5 holder (filed as Exhibit 99.16 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of September 28, 2017, by and between Deutsche Bank AG, New York Branch, as note A-1 holder, Deutsche Bank AG, New York Branch, as note A-2 holder, Deutsche Bank AG, New York Branch, as note A-3 holder, and Wells Fargo Bank, National Association, as note A-4 holder (filed as Exhibit 99.17 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.16         Agreement Between Note Holders, dated as of September 7, 2017, by and between Citi Real Estate Funding Inc., as initial note A-1-A holder, Citi Real Estate Funding Inc., as initial note A-1-B holder, Citi Real Estate Funding Inc., as initial note A-2 holder, Citi Real Estate Funding Inc., as initial note A-3 holder, Morgan Stanley Bank, N.A., as initial note A-4 holder, and Morgan Stanley Bank, N.A., as initial note A-5 holder (filed as Exhibit 99.18 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of September 28, 2017, by and between Deutsche Bank AG, New York Branch, as note A-1 holder, and Deutsche Bank AG, New York Branch, as note A-2 holder (filed as Exhibit 99.19 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.18         Agreement between Note Holders, dated as of August 9, 2017, by and between Morgan Stanley Bank, N.A. as initial note A-1 holder and initial note B-1 holder, Deutsche Bank AG, acting through its New York Branch, as initial note A-2 holder and initial note B-2 holder, and Wells Fargo Bank, National Association, as initial note A-3 holder and initial note B-3 holder (filed as Exhibit 99.20 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.19         Agreement between Note Holders, dated as of November 3, 2016, by and between Column Financial, Inc. as initial note A-1A holder and initial note A-1B holder, Wells Fargo Bank, National Association, as initial note A-2A holder and initial note A-2B holder, and Regions Bank, as initial note A-3 holder and initial note A-4 holder (filed as Exhibit 99.21 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.20         Agreement between Note Holders, dated as of August 4, 2017, by and between SPREF WH III LLC, as initial note A-1 holder, and SPREF WH III LLC, as initial note A-2 holder (filed as Exhibit 99.22 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.21         Agreement between Note Holders, dated as of June 9, 2017, by and between Argentic Real Estate Finance LLC, as senior noteholder, and The Bancorp Bank, as junior noteholder (filed as Exhibit 99.23 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.22         Co-Lender Agreement, dated as of October 31, 2017, by and between Deutsche Bank AG, New York Branch, as note A-1 holder, and Deutsche Bank AG, New York Branch, as note A-2 holder (filed as Exhibit 99.24 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         LNR Partners, LLC, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 33.1)

33.10       LNR Partners, LLC, as Special Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 33.2)

33.11       Wilmington Trust, National Association, as Trustee of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Headquarters Plaza Mortgage Loan (see Exhibit 33.4)

33.13       Wells Fargo Bank, National Association, as Custodian of the Headquarters Plaza Mortgage Loan (see Exhibit 33.5)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the Headquarters Plaza Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 33.7)

33.16       National Tax Search, LLC, as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 33.8)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.1)

33.18       LNR Partners, LLC, as Special Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Certificate Administrator of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.4)

33.21       Wells Fargo Bank, National Association, as Custodian of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.5)

33.22       Park Bridge Lender Services LLC, as Operating Advisor of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.6)

33.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.7)

33.24       National Tax Search, LLC, as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.8)

33.25       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 33.1)

33.26       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 33.4)

33.29       Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 33.5)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan (see Exhibit 33.6)

33.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.7)

33.32       National Tax Search, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.8)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the Cleveland East Mortgage Loan (see Exhibit 33.1)

33.34       LNR Partners, LLC, as Special Servicer of the Cleveland East Mortgage Loan (see Exhibit 33.2)

33.35       Wilmington Trust, National Association, as Trustee of the Cleveland East Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Certificate Administrator of the Cleveland East Mortgage Loan (see Exhibit 33.4)

33.37       Wells Fargo Bank, National Association, as Custodian of the Cleveland East Mortgage Loan (see Exhibit 33.5)

33.38       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Cleveland East Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cleveland East Mortgage Loan (see Exhibit 33.7)

33.40       National Tax Search, LLC, as Servicing Function Participant of the Cleveland East Mortgage Loan (see Exhibit 33.8)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Center Mortgage Loan (see Exhibit 33.1)

33.42       AEGON USA Realty Advisors, LLC, as Special Servicer of the Colorado Center Mortgage Loan

33.43       Wilmington Trust, National Association, as Trustee of the Colorado Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Certificate Administrator of the Colorado Center Mortgage Loan (see Exhibit 33.4)

33.45       Wells Fargo Bank, National Association, as Custodian of the Colorado Center Mortgage Loan (see Exhibit 33.5)

33.46       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Colorado Center Mortgage Loan (see Exhibit 33.7)

33.47       National Tax Search, LLC, as Servicing Function Participant of the Colorado Center Mortgage Loan (see Exhibit 33.8)

33.48       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Integrated Health Campus Mortgage Loan

33.49       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Integrated Health Campus Mortgage Loan (see Exhibit 33.48)

33.50       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Integrated Health Campus Mortgage Loan (see Exhibit 33.4)

33.51       Wells Fargo Bank, National Association, as Custodian of the Integrated Health Campus Mortgage Loan (see Exhibit 33.5)

33.52       Park Bridge Lender Services LLC, as Operating Advisor of the Integrated Health Campus Mortgage Loan (see Exhibit 33.6)

33.53       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.1)

33.54       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wilmington Trust, National Association, as Trustee of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Citibank, N.A., as Certificate Administrator and Custodian of the Corporate Woods Portfolio Mortgage Loan

33.57       Pentalpha Surveillance LLC, as Operating Advisor of the Corporate Woods Portfolio Mortgage Loan

33.58       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.7)

33.59       National Tax Search, LLC, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.8)

33.60       U.S. Bank National Association, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan

33.61       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.62       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.42)

33.63       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.65       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.66       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.67       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.68       National Tax Search, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.8)

33.69       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.48)

33.70       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.48)

33.71       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.4)

33.72       Wells Fargo Bank, National Association, as Custodian of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.5)

33.73       Pentalpha Surveillance LLC, as Operating Advisor of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.57)

33.74       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 33.48)

33.75       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 33.48)

33.76       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the IRG Portfolio Mortgage Loan (see Exhibit 33.4)

33.77       Wells Fargo Bank, National Association, as Custodian of the IRG Portfolio Mortgage Loan (see Exhibit 33.5)

33.78       Pentalpha Surveillance LLC, as Operating Advisor of the IRG Portfolio Mortgage Loan (see Exhibit 33.57)

33.79       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Station Place III Mortgage Loan (see Exhibit 33.48)

33.80       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Station Place III Mortgage Loan (see Exhibit 33.48)

33.81       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Station Place III Mortgage Loan (see Exhibit 33.4)

33.82       Wells Fargo Bank, National Association, as Custodian of the Station Place III Mortgage Loan (see Exhibit 33.5)

33.83       Pentalpha Surveillance LLC, as Operating Advisor of the Station Place III Mortgage Loan (see Exhibit 33.57)

33.84       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.48)

33.85       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.48)

33.86       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.4)

33.87       Wells Fargo Bank, National Association, as Custodian of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.5)

33.88       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.57)

33.89       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 33.48)

33.90       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 33.48)

33.91       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Covance Business Center Mortgage Loan (see Exhibit 33.4)

33.92       Wells Fargo Bank, National Association, as Custodian of the Covance Business Center Mortgage Loan (see Exhibit 33.5)

33.93       Pentalpha Surveillance LLC, as Operating Advisor of the Covance Business Center Mortgage Loan (see Exhibit 33.57)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         LNR Partners, LLC, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 34.1)

34.10       LNR Partners, LLC, as Special Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 34.2)

34.11       Wilmington Trust, National Association, as Trustee of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Headquarters Plaza Mortgage Loan (see Exhibit 34.4)

34.13       Wells Fargo Bank, National Association, as Custodian of the Headquarters Plaza Mortgage Loan (see Exhibit 34.5)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the Headquarters Plaza Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 34.7)

34.16       National Tax Search, LLC, as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 34.8)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.1)

34.18       LNR Partners, LLC, as Special Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Certificate Administrator of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.4)

34.21       Wells Fargo Bank, National Association, as Custodian of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.5)

34.22       Park Bridge Lender Services LLC, as Operating Advisor of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.6)

34.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.7)

34.24       National Tax Search, LLC, as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.8)

34.25       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 34.1)

34.26       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 34.4)

34.29       Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 34.5)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan (see Exhibit 34.6)

34.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.7)

34.32       National Tax Search, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.8)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the Cleveland East Mortgage Loan (see Exhibit 34.1)

34.34       LNR Partners, LLC, as Special Servicer of the Cleveland East Mortgage Loan (see Exhibit 34.2)

34.35       Wilmington Trust, National Association, as Trustee of the Cleveland East Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Certificate Administrator of the Cleveland East Mortgage Loan (see Exhibit 34.4)

34.37       Wells Fargo Bank, National Association, as Custodian of the Cleveland East Mortgage Loan (see Exhibit 34.5)

34.38       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Cleveland East Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cleveland East Mortgage Loan (see Exhibit 34.7)

34.40       National Tax Search, LLC, as Servicing Function Participant of the Cleveland East Mortgage Loan (see Exhibit 34.8)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Center Mortgage Loan (see Exhibit 34.1)

34.42       AEGON USA Realty Advisors, LLC, as Special Servicer of the Colorado Center Mortgage Loan

34.43       Wilmington Trust, National Association, as Trustee of the Colorado Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Certificate Administrator of the Colorado Center Mortgage Loan (see Exhibit 34.4)

34.45       Wells Fargo Bank, National Association, as Custodian of the Colorado Center Mortgage Loan (see Exhibit 34.5)

34.46       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Colorado Center Mortgage Loan (see Exhibit 34.7)

34.47       National Tax Search, LLC, as Servicing Function Participant of the Colorado Center Mortgage Loan (see Exhibit 34.8)

34.48       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Integrated Health Campus Mortgage Loan

34.49       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Integrated Health Campus Mortgage Loan (see Exhibit 34.48)

34.50       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Integrated Health Campus Mortgage Loan (see Exhibit 34.4)

34.51       Wells Fargo Bank, National Association, as Custodian of the Integrated Health Campus Mortgage Loan (see Exhibit 34.5)

34.52       Park Bridge Lender Services LLC, as Operating Advisor of the Integrated Health Campus Mortgage Loan (see Exhibit 34.6)

34.53       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.1)

34.54       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wilmington Trust, National Association, as Trustee of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Citibank, N.A., as Certificate Administrator and Custodian of the Corporate Woods Portfolio Mortgage Loan

34.57       Pentalpha Surveillance LLC, as Operating Advisor of the Corporate Woods Portfolio Mortgage Loan

34.58       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.7)

34.59       National Tax Search, LLC, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.8)

34.60       U.S. Bank National Association, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan

34.61       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.62       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.42)

34.63       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.65       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.66       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.67       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.7)

34.68       National Tax Search, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.8)

34.69       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.48)

34.70       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.48)

34.71       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.4)

34.72       Wells Fargo Bank, National Association, as Custodian of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.5)

34.73       Pentalpha Surveillance LLC, as Operating Advisor of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.57)

34.74       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 34.48)

34.75       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 34.48)

34.76       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the IRG Portfolio Mortgage Loan (see Exhibit 34.4)

34.77       Wells Fargo Bank, National Association, as Custodian of the IRG Portfolio Mortgage Loan (see Exhibit 34.5)

34.78       Pentalpha Surveillance LLC, as Operating Advisor of the IRG Portfolio Mortgage Loan (see Exhibit 34.57)

34.79       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Station Place III Mortgage Loan (see Exhibit 34.48)

34.80       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Station Place III Mortgage Loan (see Exhibit 34.48)

34.81       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Station Place III Mortgage Loan (see Exhibit 34.4)

34.82       Wells Fargo Bank, National Association, as Custodian of the Station Place III Mortgage Loan (see Exhibit 34.5)

34.83       Pentalpha Surveillance LLC, as Operating Advisor of the Station Place III Mortgage Loan (see Exhibit 34.57)

34.84       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.48)

34.85       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.48)

34.86       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.4)

34.87       Wells Fargo Bank, National Association, as Custodian of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.5)

34.88       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.57)

34.89       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 34.48)

34.90       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 34.48)

34.91       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Covance Business Center Mortgage Loan (see Exhibit 34.4)

34.92       Wells Fargo Bank, National Association, as Custodian of the Covance Business Center Mortgage Loan (see Exhibit 34.5)

34.93       Pentalpha Surveillance LLC, as Operating Advisor of the Covance Business Center Mortgage Loan (see Exhibit 34.57)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 35.1)

35.5         LNR Partners, LLC, as Special Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator of the Headquarters Plaza Mortgage Loan (see Exhibit 35.3)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 35.1)

35.8         LNR Partners, LLC, as Special Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the Lightstone Portfolio Mortgage Loan (see Exhibit 35.3)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Cleveland East Mortgage Loan

35.14       LNR Partners, LLC, as Special Servicer of the Cleveland East Mortgage Loan (see Exhibit 35.2)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the Cleveland East Mortgage Loan (see Exhibit 35.3)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Center Mortgage Loan

35.17       AEGON USA Realty Advisors, LLC, as Special Servicer of the Colorado Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the Colorado Center Mortgage Loan (see Exhibit 35.3)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Integrated Health Campus Mortgage Loan

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Integrated Health Campus Mortgage Loan (see Exhibit 35.19)

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Integrated Health Campus Mortgage Loan (see Exhibit 35.3)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan

35.23       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Citibank, N.A., as Certificate Administrator of the Corporate Woods Portfolio Mortgage Loan

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan

35.26       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (see Exhibit 35.3)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 35.19)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 35.19)

35.30       Wells Fargo Bank, National Association, as Certificate Administrator of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 35.3)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 35.19)

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 35.19)

35.33       Wells Fargo Bank, National Association, as Certificate Administrator of the IRG Portfolio Mortgage Loan (see Exhibit 35.3)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Station Place III Mortgage Loan (see Exhibit 35.19)

35.35       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Station Place III Mortgage Loan (see Exhibit 35.19)

35.36       Wells Fargo Bank, National Association, as Certificate Administrator of the Station Place III Mortgage Loan (see Exhibit 35.3)

35.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 35.19)

35.38       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 35.19)

35.39       Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Place Building 4 Mortgage Loan (see Exhibit 35.3)

35.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 35.19)

35.41       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 35.19)

35.42       Wells Fargo Bank, National Association, as Certificate Administrator of the Covance Business Center Mortgage Loan (see Exhibit 35.3)

99.1         Mortgage Loan Purchase Agreement, dated as of November 13, 2017, between German American Capital Corporation, as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of November 13, 2017, between Citi Real Estate Funding Inc., as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of November 13, 2017, between Argentic Real Estate Finance, as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein)