Form 10-K
period 2021-12-31
CD 2017-CD6 Mortgage Trust
filed 2022-03-15
CIK 1719959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Colorado Center Mortgage Loan, which constituted approximately 1.9% of the asset pool of the issuing entity as of its cut-off date.  The Colorado Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Colorado Center Mortgage Loan, nine other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BXP Trust 2017-CC transaction (the “BXP Trust 2017-CC Transaction”). This loan combination, including the Colorado Center Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BXP Trust 2017-CC Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Burbank Office Portfolio Mortgage Loan, which constituted approximately 4.7% of the asset pool of the issuing entity as of its cut-off date.  The Burbank Office Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Burbank Office Portfolio Mortgage Loan, eight other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the DBUBS 2017-BRBK Mortgage Trust transaction (the “DBUBS 2017-BRBK Transaction”). This loan combination, including the Burbank Office Portfolio Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the DBUBS 2017-BRBK Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

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

Argentic Services Company LP is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Colorado Center Mortgage Loan on and after April 20, 2021 and the Cleveland East Mortgage Loan. As a result, Argentic Services Company LP is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Argentic Services Company LP in the capacities described above are listed in the Exhibit Index.

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

AEGON USA Realty Advisors, LLC is the special servicer of the Burbank Office Portfolio Mortgage Loan and the Colorado Center Mortgage Loan, which constituted approximately 4.7% and 1.9%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Burbank Office Portfolio Mortgage Loan from January 1, 2021 to April 8, 2021 and the Colorado Center Mortgage Loan from January 1, 2021 to April 20, 2021. As a result, AEGON USA Realty Advisors, LLC falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Gurnee Mills Mortgage Loan, the Cleveland East Mortgage Loan, the Colorado Center Mortgage Loan, the Corporate Woods Portfolio Mortgage Loan and the Burbank Office Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Burbank Office Portfolio Mortgage Loan, the Colorado Center Mortgage Loan, the Corporate Woods Portfolio Mortgage Loan, the Gurnee Mills Mortgage Loan and the Cleveland East Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Gurnee Mills Mortgage Loan, Trimont Real Estate Advisors, LLC as operating advisor of the Cleveland East Mortgage Loan, KeyBank National Association as special servicer of the Corporate Woods Portfolio Mortgage Loan and Situs Holdings, LLC as special servicer of the Burbank Office Portfolio Mortgage Loan on and after April 9, 2021, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of AEGON USA Realty Advisors, LLC as special servicer of the Burbank Office Portfolio Mortgage Loan prior to April 9, 2021 and the Colorado Center Mortgage Loan prior to April 21, 2021 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Gurnee Mills Mortgage Loan, KeyBank National Association as special servicer of the Corporate Woods Portfolio Mortgage Loan, AEGON USA Realty Advisors, LLC as special servicer of the Burbank Office Portfolio Mortgage Loan prior to April 9, 2021 and the Colorado Center Mortgage Loan prior to April 21, 2021 and Situs Holdings, LLC as special servicer of the Burbank Office Portfolio Mortgage Loan on and after April 9, 2021 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

The report on assessment of compliance for the twelve months ended December 31, 2021, furnished pursuant to Item 1122 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statement for the twelve months ended December 31, 2021, furnished pursuant to Item 1123 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

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

33.2         Argentic Services Company LP, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 33.1)

33.11       Argentic Services Company LP, as Special Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 33.2)

33.12       Wilmington Trust, National Association, as Trustee of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the Headquarters Plaza Mortgage Loan (see Exhibit 33.5)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the Headquarters Plaza Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 33.7)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.1)

33.18       Argentic Services Company LP, as Special Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.5)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.6)

33.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.7)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.24       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 33.1)

33.25       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 33.5)

33.28       Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan (see Exhibit 33.6)

33.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.7)

33.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.31       Wells Fargo Bank, National Association, as Primary Servicer of the Cleveland East Mortgage Loan (see Exhibit 33.1)

33.32       Argentic Services Company LP, as Special Servicer of the Cleveland East Mortgage Loan (see Exhibit 33.2)

33.33       Wilmington Trust, National Association, as Trustee of the Cleveland East Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the Cleveland East Mortgage Loan (see Exhibit 33.5)

33.35       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Cleveland East Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the Cleveland East Mortgage Loan (see Exhibit 33.7)

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.38       Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Center Mortgage Loan (see Exhibit 33.1)

33.39       AEGON USA Realty Advisors, LLC, as Special Servicer of the Colorado Center Mortgage Loan prior to April 21, 2021(Omitted. See Explanatory Notes.)

33.40       Argentic Services Company LP, as Special Servicer of the Colorado Center Mortgage Loan on and after April 21, 2021 (see Exhibit 33.2)

33.41       Wilmington Trust, National Association, as Trustee of the Colorado Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Colorado Center Mortgage Loan (see Exhibit 33.5)

33.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the Colorado Center Mortgage Loan (see Exhibit 33.7)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Integrated Health Campus Mortgage Loan

33.46       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Integrated Health Campus Mortgage Loan (see Exhibit 33.45)

33.47       Wells Fargo Bank, National Association, as Trustee of the Integrated Health Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the Integrated Health Campus Mortgage Loan (see Exhibit 33.5)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the Integrated Health Campus Mortgage Loan (see Exhibit 33.6)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.1)

33.52       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wilmington Trust, National Association, as Trustee of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Citibank, N.A., as Custodian of the Corporate Woods Portfolio Mortgage Loan

33.55       Pentalpha Surveillance LLC, as Operating Advisor of the Corporate Woods Portfolio Mortgage Loan

33.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.7)

33.57       U.S. Bank National Association, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan

33.58       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.59       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan prior to April 9, 2021 (Omitted. See Explanatory Notes.)

33.60       Situs Holdings, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan on and after April 9, 2021 (Omitted. See Explanatory Notes.)

33.61       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.63       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.64       CoreLogic Solutions, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.65       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.66       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.45)

33.67       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.45)

33.68       Wells Fargo Bank, National Association, as Trustee of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Wells Fargo Bank, National Association, as Custodian of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.5)

33.70       Pentalpha Surveillance LLC, as Operating Advisor of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.55)

33.71       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.72       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 33.45)

33.73       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 33.45)

33.74       Wells Fargo Bank, National Association, as Trustee of the IRG Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Wells Fargo Bank, National Association, as Custodian of the IRG Portfolio Mortgage Loan (see Exhibit 33.5)

33.76       Pentalpha Surveillance LLC, as Operating Advisor of the IRG Portfolio Mortgage Loan (see Exhibit 33.55)

33.77       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.78       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.45)

33.79       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.45)

33.80       Wells Fargo Bank, National Association, as Trustee of the Moffett Place Building 4 Mortgage Loan (Omitted. See Explanatory Notes.)

33.81       Wells Fargo Bank, National Association, as Custodian of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.5)

33.82       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.55)

33.83       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.84       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Station Place III Mortgage Loan (see Exhibit 33.45)

33.85       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Station Place III Mortgage Loan (see Exhibit 33.45)

33.86       Wells Fargo Bank, National Association, as Trustee of the Station Place III Mortgage Loan (Omitted. See Explanatory Notes.)

33.87       Wells Fargo Bank, National Association, as Custodian of the Station Place III Mortgage Loan (see Exhibit 33.5)

33.88       Pentalpha Surveillance LLC, as Operating Advisor of the Station Place III Mortgage Loan (see Exhibit 33.55)

33.89       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.90       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 33.45)

33.91       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 33.45)

33.92       Wells Fargo Bank, National Association, as Trustee of the Covance Business Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.93       Wells Fargo Bank, National Association, as Custodian of the Covance Business Center Mortgage Loan (see Exhibit 33.5)

33.94       Pentalpha Surveillance LLC, as Operating Advisor of the Covance Business Center Mortgage Loan (see Exhibit 33.55)

33.95       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         Argentic Services Company LP, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 34.1)

34.11       Argentic Services Company LP, as Special Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 34.2)

34.12       Wilmington Trust, National Association, as Trustee of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the Headquarters Plaza Mortgage Loan (see Exhibit 34.5)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the Headquarters Plaza Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 34.7)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.1)

34.18       Argentic Services Company LP, as Special Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.5)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.6)

34.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.7)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.24       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 34.1)

34.25       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 34.5)

34.28       Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan (see Exhibit 34.6)

34.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.7)

34.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.31       Wells Fargo Bank, National Association, as Primary Servicer of the Cleveland East Mortgage Loan (see Exhibit 34.1)

34.32       Argentic Services Company LP, as Special Servicer of the Cleveland East Mortgage Loan (see Exhibit 34.2)

34.33       Wilmington Trust, National Association, as Trustee of the Cleveland East Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the Cleveland East Mortgage Loan (see Exhibit 34.5)

34.35       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Cleveland East Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the Cleveland East Mortgage Loan (see Exhibit 34.7)

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.38       Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Center Mortgage Loan (see Exhibit 34.1)

34.39       AEGON USA Realty Advisors, LLC, as Special Servicer of the Colorado Center Mortgage Loan prior to April 21, 2021(Omitted. See Explanatory Notes.)

34.40       Argentic Services Company LP, as Special Servicer of the Colorado Center Mortgage Loan on and after April 21, 2021 (see Exhibit 34.2)

34.41       Wilmington Trust, National Association, as Trustee of the Colorado Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Colorado Center Mortgage Loan (see Exhibit 34.5)

34.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the Colorado Center Mortgage Loan (see Exhibit 34.7)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Integrated Health Campus Mortgage Loan

34.46       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Integrated Health Campus Mortgage Loan (see Exhibit 34.45)

34.47       Wells Fargo Bank, National Association, as Trustee of the Integrated Health Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the Integrated Health Campus Mortgage Loan (see Exhibit 34.5)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the Integrated Health Campus Mortgage Loan (see Exhibit 34.6)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.1)

34.52       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wilmington Trust, National Association, as Trustee of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Citibank, N.A., as Custodian of the Corporate Woods Portfolio Mortgage Loan

34.55       Pentalpha Surveillance LLC, as Operating Advisor of the Corporate Woods Portfolio Mortgage Loan

34.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.7)

34.57       U.S. Bank National Association, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan

34.58       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.59       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan prior to April 9, 2021 (Omitted. See Explanatory Notes.)

34.60       Situs Holdings, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan on and after April 9, 2021 (Omitted. See Explanatory Notes.)

34.61       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.63       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.64       CoreLogic Solutions, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.7)

34.65       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.66       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.45)

34.67       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.45)

34.68       Wells Fargo Bank, National Association, as Trustee of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Wells Fargo Bank, National Association, as Custodian of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.5)

34.70       Pentalpha Surveillance LLC, as Operating Advisor of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.55)

34.71       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.72       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 34.45)

34.73       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 34.45)

34.74       Wells Fargo Bank, National Association, as Trustee of the IRG Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Wells Fargo Bank, National Association, as Custodian of the IRG Portfolio Mortgage Loan (see Exhibit 34.5)

34.76       Pentalpha Surveillance LLC, as Operating Advisor of the IRG Portfolio Mortgage Loan (see Exhibit 34.55)

34.77       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.78       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.45)

34.79       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.45)

34.80       Wells Fargo Bank, National Association, as Trustee of the Moffett Place Building 4 Mortgage Loan (Omitted. See Explanatory Notes.)

34.81       Wells Fargo Bank, National Association, as Custodian of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.5)

34.82       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.55)

34.83       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.84       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Station Place III Mortgage Loan (see Exhibit 34.45)

34.85       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Station Place III Mortgage Loan (see Exhibit 34.45)

34.86       Wells Fargo Bank, National Association, as Trustee of the Station Place III Mortgage Loan (Omitted. See Explanatory Notes.)

34.87       Wells Fargo Bank, National Association, as Custodian of the Station Place III Mortgage Loan (see Exhibit 34.5)

34.88       Pentalpha Surveillance LLC, as Operating Advisor of the Station Place III Mortgage Loan (see Exhibit 34.55)

34.89       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.90       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 34.45)

34.91       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 34.45)

34.92       Wells Fargo Bank, National Association, as Trustee of the Covance Business Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.93       Wells Fargo Bank, National Association, as Custodian of the Covance Business Center Mortgage Loan (see Exhibit 34.5)

34.94       Pentalpha Surveillance LLC, as Operating Advisor of the Covance Business Center Mortgage Loan (see Exhibit 34.55)

34.95       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Argentic Services Company LP, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 35.1)

35.6         Argentic Services Company LP, as Special Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 35.1)

35.8         Argentic Services Company LP, as Special Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Cleveland East Mortgage Loan (see Exhibit 35.1)

35.12       Argentic Services Company LP, as Special Servicer of the Cleveland East Mortgage Loan (see Exhibit 35.2)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Center Mortgage Loan (see Exhibit 35.1)

35.14       AEGON USA Realty Advisors, LLC, as Special Servicer of the Colorado Center Mortgage Loan prior to April 21, 2021 (Omitted. See Explanatory Notes.)

35.15       Argentic Services Company LP, as Special Servicer of the Colorado Center Mortgage Loan on and after April 21, 2021 (see Exhibit 35.2)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Integrated Health Campus Mortgage Loan

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Integrated Health Campus Mortgage Loan (see Exhibit 35.16)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 35.1)

35.19       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.21       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan prior to April 9, 2021 (Omitted. See Explanatory Notes.)

35.22       Situs Holdings, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan on and after April 9, 2021 (Omitted. See Explanatory Notes.)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 35.16)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 35.16)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 35.16)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 35.16)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 35.16)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 35.16)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Station Place III Mortgage Loan (see Exhibit 35.16)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Station Place III Mortgage Loan (see Exhibit 35.16)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 35.16)

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 35.16)

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

Date: March 15, 2022

/s/ Matt Smith

Matt Smith, Director

Date: March 15, 2022