Form 10-K
period 2022-12-31
CD 2017-CD6 Mortgage Trust
filed 2023-03-10
CIK 1719959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

c/o Computershare Trust Company, National Association, as agent for

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Argentic Services Company LP is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Colorado Center Mortgage Loan and the Cleveland East Mortgage Loan. As a result, Argentic Services Company LP is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Argentic Services Company LP in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combinations that include the Gurnee Mills Mortgage Loan, the Corporate Woods Portfolio Mortgage Loan, the Burbank Office Portfolio Mortgage Loan and the Cleveland East Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Gurnee Mills Mortgage Loan, Trimont Real Estate Advisors, LLC as operating advisor of the Cleveland East Mortgage Loan prior to December 14, 2022, BellOak, LLC as operating advisor of the Cleveland East Mortgage Loan on and after December 14, 2022, KeyBank National Association as special servicer of the Corporate Woods Portfolio Mortgage Loan and Situs Holdings, LLC as special servicer of the Burbank Office Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Gurnee Mills Mortgage Loan, KeyBank National Association as special servicer of the Corporate Woods Portfolio Mortgage Loan and Situs Holdings, LLC as special servicer of the Burbank Office Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The report on assessment of compliance for the twelve months ended December 31, 2022, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”), as servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by Ernst & Young LLP identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(ix) of Regulation AB applicable to KeyBank during the year ended December 31, 2022. During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the related note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on February 6, 2018 under Commission File No. 333-206705-11 and incorporated by reference herein).

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

4.4           Trust and Servicing Agreement, dated as of August 9, 2017, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator and Custodian (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

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

4.6           Pooling and Servicing Agreement, dated as of September 1, 2017, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.7           Trust and Servicing Agreement, dated as of October 1, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

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

4.9           Agreement Between Note Holders, dated as of October 20, 2017, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder and Initial Note A-2 holder, and Barclays Bank PLC, as Initial Note A-3 Holder and Initial Note A-4 Holder (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

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

4.18         Agreement between Note Holders, dated as of August 9, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Initial Note B-1 Holder, Deutsche Bank AG, acting through its New York Branch, as Initial Note A-2 Holder and Initial Note B-2 Holder, and Wells Fargo Bank, National Association, as Initial Note A-3 Holder and Initial Note B-3 Holder (filed as Exhibit 99.20 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.19         Agreement between Note Holders, dated as of November 3, 2016, by and between Column Financial, Inc., as Initial Note A-1A Holder and Initial Note A-1B Holder, Wells Fargo Bank, National Association, as Initial Note A-2A Holder and Initial Note A-2B Holder, and Regions Bank, as Initial Note A-3 Holder and Initial Note A-4 Holder (filed as Exhibit 99.21 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

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

33.12       Wilmington Trust, National Association, as Trustee of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the Headquarters Plaza Mortgage Loan (see Exhibit 33.5)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the Headquarters Plaza Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 33.7)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

33.19       Wilmington Trust, National Association, as Trustee of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.5)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.6)

33.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.7)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

33.26       Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 33.5)

33.28       Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan (see Exhibit 33.6)

33.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.7)

33.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.31       Wells Fargo Bank, National Association, as Primary Servicer of the Cleveland East Mortgage Loan (see Exhibit 33.1)

33.32       Argentic Services Company LP, as Special Servicer of the Cleveland East Mortgage Loan (see Exhibit 33.2)

33.33       Wilmington Trust, National Association, as Trustee of the Cleveland East Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the Cleveland East Mortgage Loan (see Exhibit 33.5)

33.35       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Cleveland East Mortgage Loan prior to December 14, 2022 (Omitted. See Explanatory Notes.)

33.36       BellOak, LLC, as Operating Advisor of the Cleveland East Mortgage Loan on and after December 14, 2022 (Omitted. See Explanatory Notes.)

33.37       CoreLogic Solutions, LLC, as Servicing Function Participant of the Cleveland East Mortgage Loan (see Exhibit 33.7)

33.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.39       Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Center Mortgage Loan (see Exhibit 33.1)

33.40       Argentic Services Company LP, as Special Servicer of the Colorado Center Mortgage Loan (see Exhibit 33.2)

33.41       Wilmington Trust, National Association, as Trustee of the Colorado Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Colorado Center Mortgage Loan (see Exhibit 33.5)

33.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the Colorado Center Mortgage Loan (see Exhibit 33.7)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

33.47       Wells Fargo Bank, National Association, as Trustee of the Integrated Health Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the Integrated Health Campus Mortgage Loan (see Exhibit 33.5)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the Integrated Health Campus Mortgage Loan (see Exhibit 33.6)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.1)

33.52       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wilmington Trust, National Association, as Trustee of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Citibank, N.A., as Custodian of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Pentalpha Surveillance LLC, as Operating Advisor of the Corporate Woods Portfolio Mortgage Loan

33.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.7)

33.57       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.58       Situs Holdings, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.64       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.45)

33.65       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.45)

33.66       Wells Fargo Bank, National Association, as Trustee of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.5)

33.68       Pentalpha Surveillance LLC, as Operating Advisor of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.55)

33.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.70       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 33.45)

33.71       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 33.45)

33.72       Wells Fargo Bank, National Association, as Trustee of the IRG Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Custodian of the IRG Portfolio Mortgage Loan (see Exhibit 33.5)

33.74       Pentalpha Surveillance LLC, as Operating Advisor of the IRG Portfolio Mortgage Loan (see Exhibit 33.55)

33.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.76       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.45)

33.77       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.45)

33.78       Wells Fargo Bank, National Association, as Trustee of the Moffett Place Building 4 Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Wells Fargo Bank, National Association, as Custodian of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.5)

33.80       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.55)

33.81       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

33.84       Wells Fargo Bank, National Association, as Trustee of the Station Place III Mortgage Loan (Omitted. See Explanatory Notes.)

33.85       Wells Fargo Bank, National Association, as Custodian of the Station Place III Mortgage Loan (see Exhibit 33.5)

33.86       Pentalpha Surveillance LLC, as Operating Advisor of the Station Place III Mortgage Loan (see Exhibit 33.55)

33.87       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.88       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 33.45)

33.89       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 33.45)

33.90       Wells Fargo Bank, National Association, as Trustee of the Covance Business Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.91       Wells Fargo Bank, National Association, as Custodian of the Covance Business Center Mortgage Loan (see Exhibit 33.5)

33.92       Pentalpha Surveillance LLC, as Operating Advisor of the Covance Business Center Mortgage Loan (see Exhibit 33.55)

33.93       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

34.12       Wilmington Trust, National Association, as Trustee of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the Headquarters Plaza Mortgage Loan (see Exhibit 34.5)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the Headquarters Plaza Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 34.7)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

34.19       Wilmington Trust, National Association, as Trustee of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.5)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.6)

34.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.7)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

34.26       Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 34.5)

34.28       Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan (see Exhibit 34.6)

34.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.7)

34.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.31       Wells Fargo Bank, National Association, as Primary Servicer of the Cleveland East Mortgage Loan (see Exhibit 34.1)

34.32       Argentic Services Company LP, as Special Servicer of the Cleveland East Mortgage Loan (see Exhibit 34.2)

34.33       Wilmington Trust, National Association, as Trustee of the Cleveland East Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the Cleveland East Mortgage Loan (see Exhibit 34.5)

34.35       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Cleveland East Mortgage Loan prior to December 14, 2022 (Omitted. See Explanatory Notes.)

34.36       BellOak, LLC, as Operating Advisor of the Cleveland East Mortgage Loan on and after December 14, 2022 (Omitted. See Explanatory Notes.)

34.37       CoreLogic Solutions, LLC, as Servicing Function Participant of the Cleveland East Mortgage Loan (see Exhibit 34.7)

34.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.39       Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Center Mortgage Loan (see Exhibit 34.1)

34.40       Argentic Services Company LP, as Special Servicer of the Colorado Center Mortgage Loan (see Exhibit 34.2)

34.41       Wilmington Trust, National Association, as Trustee of the Colorado Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Colorado Center Mortgage Loan (see Exhibit 34.5)

34.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the Colorado Center Mortgage Loan (see Exhibit 34.7)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

34.47       Wells Fargo Bank, National Association, as Trustee of the Integrated Health Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the Integrated Health Campus Mortgage Loan (see Exhibit 34.5)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the Integrated Health Campus Mortgage Loan (see Exhibit 34.6)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.1)

34.52       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wilmington Trust, National Association, as Trustee of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Citibank, N.A., as Custodian of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Pentalpha Surveillance LLC, as Operating Advisor of the Corporate Woods Portfolio Mortgage Loan

34.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.7)

34.57       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.58       Situs Holdings, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.7)

34.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.64       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.45)

34.65       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.45)

34.66       Wells Fargo Bank, National Association, as Trustee of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.5)

34.68       Pentalpha Surveillance LLC, as Operating Advisor of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.55)

34.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.70       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 34.45)

34.71       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 34.45)

34.72       Wells Fargo Bank, National Association, as Trustee of the IRG Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Custodian of the IRG Portfolio Mortgage Loan (see Exhibit 34.5)

34.74       Pentalpha Surveillance LLC, as Operating Advisor of the IRG Portfolio Mortgage Loan (see Exhibit 34.55)

34.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.76       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.45)

34.77       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.45)

34.78       Wells Fargo Bank, National Association, as Trustee of the Moffett Place Building 4 Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Wells Fargo Bank, National Association, as Custodian of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.5)

34.80       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.55)

34.81       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

34.84       Wells Fargo Bank, National Association, as Trustee of the Station Place III Mortgage Loan (Omitted. See Explanatory Notes.)

34.85       Wells Fargo Bank, National Association, as Custodian of the Station Place III Mortgage Loan (see Exhibit 34.5)

34.86       Pentalpha Surveillance LLC, as Operating Advisor of the Station Place III Mortgage Loan (see Exhibit 34.55)

34.87       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.88       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 34.45)

34.89       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 34.45)

34.90       Wells Fargo Bank, National Association, as Trustee of the Covance Business Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.91       Wells Fargo Bank, National Association, as Custodian of the Covance Business Center Mortgage Loan (see Exhibit 34.5)

34.92       Pentalpha Surveillance LLC, as Operating Advisor of the Covance Business Center Mortgage Loan (see Exhibit 34.55)

34.93       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Cleveland East Mortgage Loan (see Exhibit 35.1)

35.12       Argentic Services Company LP, as Special Servicer of the Cleveland East Mortgage Loan (see Exhibit 35.2)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Center Mortgage Loan (see Exhibit 35.1)

35.14       Argentic Services Company LP, as Special Servicer of the Colorado Center Mortgage Loan (see Exhibit 35.2)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Integrated Health Campus Mortgage Loan

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Integrated Health Campus Mortgage Loan (see Exhibit 35.15)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 35.1)

35.18       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.20       Situs Holdings, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 35.15)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 35.15)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 35.15)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 35.15)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 35.15)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 35.15)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Station Place III Mortgage Loan (see Exhibit 35.15)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Station Place III Mortgage Loan (see Exhibit 35.15)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 35.15)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 35.15)

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

Date: March 10 2023

/s/ Matt Smith

Matt Smith, Director

Date: March 10, 2023