Form 10-K
period 2025-12-31
CD 2017-CD6 Mortgage Trust
filed 2026-03-18
CIK 1719959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The Burbank Office Portfolio Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, the IRG Portfolio Mortgage Loan, the Moffett Place Building 4 Mortgage Loan, the Station Place III Mortgage Loan and the Covance Business Center Mortgage Loan, which constituted approximately 5.6%, 2.6%, 2.4%, 2.4% and 0.9%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, the IRG Portfolio Mortgage Loan, the Moffett Place Building 4 Mortgage Loan, the Station Place III Mortgage Loan and the Covance Business Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the IRG Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Moffett Place Building 4 Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity, (d) with respect to the Station Place III Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity or (e) with respect to the Covance Business Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the JPMDB Commercial Mortgage Securities Trust 2017-C7 transaction, Commission File Number 333-206361-12 (the “JPMDB 2017-C7 Transaction”). These loan combinations, including the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, the IRG Portfolio Mortgage Loan, the Moffett Place Building 4 Mortgage Loan, the Station Place III Mortgage Loan and the Covance Business Center Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the JPMDB 2017-C7 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the Corporate Woods Portfolio Mortgage Loan, the Colorado Center Mortgage Loan, the Gurnee Mills Mortgage Loan and the Cleveland East Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the Corporate Woods Portfolio Mortgage Loan, the Colorado Center Mortgage Loan, the Gurnee Mills Mortgage Loan and the Cleveland East Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, the IRG Portfolio Mortgage Loan, the Station Place III Mortgage Loan, the Moffett Place Building 4 Mortgage Loan, the Integrated Health Campus Mortgage Loan, the Colorado Center Mortgage Loan, the Gurnee Mills Mortgage Loan, the Cleveland East Mortgage Loan and the Covance Business Center Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Integrated Health Campus Mortgage Loan and the Gurnee Mills Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Gurnee Mills Mortgage Loan, the Cleveland East Mortgage Loan, the Colorado Center Mortgage Loan and the Corporate Woods Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the CSAIL 2016-C7 Transaction, the pooling and servicing agreement for the WFCM 2017-C39 Transaction, the trust and servicing agreement for the BXP Trust 2017-CC Transaction and the pooling and servicing agreement for the CGCMT 2017-P8 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Gurnee Mills Mortgage Loan, the Cleveland East Mortgage Loan, the Colorado Center Mortgage Loan and the Corporate Woods Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer under the Pooling and Servicing Agreement and each primary servicer of the Gurnee Mills Mortgage Loan, the Cleveland East Mortgage Loan, the Colorado Center Mortgage Loan and the Corporate Woods Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Gurnee Mills Mortgage Loan, the Cleveland East Mortgage Loan, the Colorado Center Mortgage Loan, the Integrated Health Campus Mortgage Loan, the Station Place III Mortgage Loan, the Covance Business Center Mortgage Loan, the Moffett Place Building 4 Mortgage Loan, the IRG Portfolio Mortgage Loan, the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan and the Corporate Woods Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Gurnee Mills Mortgage Loan, the Corporate Woods Portfolio Mortgage Loan and the Cleveland East Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC, as special servicer of the Gurnee Mills Mortgage Loan, BellOak, LLC, as operating advisor of the Cleveland East Mortgage Loan and KeyBank National Association, as special servicer of the Corporate Woods Portfolio Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC, as special servicer of the Gurnee Mills Mortgage Loan and KeyBank National Association, as special servicer of the Corporate Woods Portfolio Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, the IRG Portfolio Mortgage Loan, the Station Place III Mortgage Loan, the Moffett Place Building 4 Mortgage Loan and the Covance Business Center Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the JPMDB 2017-C7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMDB 2017-C7 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMDB 2017-C7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.7           Pooling and Servicing Agreement, dated as of October 1, 2017, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on February 6, 2018 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.8           Agreement Between Note Holders, dated as of October 20, 2017, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder and Initial Note A-2 holder, and Barclays Bank PLC, as Initial Note A-3 Holder and Initial Note A-4 Holder (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.9         Co-Lender Agreement, dated as of October 31, 2017, by and between Deutsche Bank AG, New York Branch, as Note A-1 Holder, Deutsche Bank AG, New York Branch, as Note A-2 Holder, Deutsche Bank AG, New York Branch, as Note A-3 Holder, and Deutsche Bank AG, New York Branch, as Note A-4 Holder (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of October 31, 2017, by and between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of October 31, 2017, by and between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 99.15 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of October 3, 2017, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder, Citi Real Estate Funding Inc., as Initial Note A-4 Holder, and Citi Real Estate Funding Inc., as Initial Note A-5 Holder (filed as Exhibit 99.16 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of September 28, 2017, by and between Deutsche Bank AG, New York Branch, as Note A-1 Holder, Deutsche Bank AG, New York Branch, as Note A-2 Holder, Deutsche Bank AG, New York Branch, as Note A-3 Holder, and Wells Fargo Bank, National Association, as Note A-4 Holder (filed as Exhibit 99.17 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.14         Agreement Between Note Holders, dated as of September 7, 2017, by and between Citi Real Estate Funding Inc., as Initial Note A-1-A Holder, Citi Real Estate Funding Inc., as Initial Note A-1-B Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, Citi Real Estate Funding Inc., as Initial Note A-3 Holder, Morgan Stanley Bank, N.A., as Initial Note A-4 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-5 Holder (filed as Exhibit 99.18 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of September 28, 2017, by and between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 99.19 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.16         Agreement between Note Holders, dated as of August 9, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Initial Note B-1 Holder, Deutsche Bank AG, acting through its New York Branch, as Initial Note A-2 Holder and Initial Note B-2 Holder, and Wells Fargo Bank, National Association, as Initial Note A-3 Holder and Initial Note B-3 Holder (filed as Exhibit 99.20 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.17         Agreement between Note Holders, dated as of November 3, 2016, by and between Column Financial, Inc., as Initial Note A-1A Holder and Initial Note A-1B Holder, Wells Fargo Bank, National Association, as Initial Note A-2A Holder and Initial Note A-2B Holder, and Regions Bank, as Initial Note A-3 Holder and Initial Note A-4 Holder (filed as Exhibit 99.21 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.18         Agreement between Note Holders, dated as of August 4, 2017, by and between SPREF WH III LLC, as Initial Note A-1 Holder, and SPREF WH III LLC, as Initial Note A-2 Holder (filed as Exhibit 99.22 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.19         Agreement between Note Holders, dated as of June 9, 2017, by and between Argentic Real Estate Finance LLC, as Senior Noteholder, and The Bancorp Bank, as Junior Noteholder (filed as Exhibit 99.23 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

4.20         Co-Lender Agreement, dated as of October 31, 2017, by and between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 99.24 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-206705-11 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2         Trimont LLC, as Master Servicer on and after March 1, 2025

33.3         Argentic Services Company LP, as Special Servicer

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         Park Bridge Lender Services LLC, as Operating Advisor

33.8         CoreLogic Solutions, LLC, as Servicing Function Participant

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.10        Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.12       Trimont LLC, as Primary Servicer of the Headquarters Plaza Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.13       Argentic Services Company LP, as Special Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 33.3)

33.14       Wilmington Trust, National Association, as Trustee of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the Headquarters Plaza Mortgage Loan (see Exhibit 33.6)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the Headquarters Plaza Mortgage Loan (see Exhibit 33.7)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 33.8)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.20       Trimont LLC, as Primary Servicer of the Lightstone Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.21       Argentic Services Company LP, as Special Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.3)

33.22       Wilmington Trust, National Association, as Trustee of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Custodian of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.6)

33.24       Park Bridge Lender Services LLC, as Operating Advisor of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.7)

33.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.8)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.28       Trimont LLC, as Primary Servicer of the Gurnee Mills Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.29       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 33.6)

33.32       Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan (see Exhibit 33.7)

33.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.8)

33.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.35       Wells Fargo Bank, National Association, as Primary Servicer of the Cleveland East Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.36       Trimont LLC, as Primary Servicer of the Cleveland East Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.37       Argentic Services Company LP, as Special Servicer of the Cleveland East Mortgage Loan (see Exhibit 33.3)

33.38       Wilmington Trust, National Association, as Trustee of the Cleveland East Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Custodian of the Cleveland East Mortgage Loan (see Exhibit 33.6)

33.40       BellOak, LLC, as Operating Advisor of the Cleveland East Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       CoreLogic Solutions, LLC, as Servicing Function Participant of the Cleveland East Mortgage Loan (see Exhibit 33.8)

33.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.44       Trimont LLC, as Primary Servicer of the Colorado Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.45       Argentic Services Company LP, as Special Servicer of the Colorado Center Mortgage Loan (see Exhibit 33.3)

33.46       Wilmington Trust, National Association, as Trustee of the Colorado Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Colorado Center Mortgage Loan (see Exhibit 33.6)

33.48       CoreLogic Solutions, LLC, as Servicing Function Participant of the Colorado Center Mortgage Loan (see Exhibit 33.8)

33.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Integrated Health Campus Mortgage Loan

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Integrated Health Campus Mortgage Loan (see Exhibit 33.50)

33.52       Wells Fargo Bank, National Association, as Trustee of the Integrated Health Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Custodian of the Integrated Health Campus Mortgage Loan (see Exhibit 33.6)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the Integrated Health Campus Mortgage Loan (see Exhibit 33.7)

33.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.56       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.57       Trimont LLC, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.58       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wilmington Trust, National Association, as Trustee of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Citibank, N.A., as Custodian of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Pentalpha Surveillance LLC, as Operating Advisor of the Corporate Woods Portfolio Mortgage Loan

33.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.8)

33.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.50)

33.64       K-Star Asset Management LLC, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan

33.65       Wells Fargo Bank, National Association, as Trustee of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Custodian of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.6)

33.67       Pentalpha Surveillance LLC, as Operating Advisor of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.61)

33.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.69       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 33.50)

33.70       K-Star Asset Management LLC, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 33.64)

33.71       Wells Fargo Bank, National Association, as Trustee of the IRG Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Wells Fargo Bank, National Association, as Custodian of the IRG Portfolio Mortgage Loan (see Exhibit 33.6)

33.73       Pentalpha Surveillance LLC, as Operating Advisor of the IRG Portfolio Mortgage Loan (see Exhibit 33.61)

33.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.50)

33.76       K-Star Asset Management LLC, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.64)

33.77       Wells Fargo Bank, National Association, as Trustee of the Moffett Place Building 4 Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Wells Fargo Bank, National Association, as Custodian of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.6)

33.79       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.61)

33.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.81       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Station Place III Mortgage Loan (see Exhibit 33.50)

33.82       K-Star Asset Management LLC, as Special Servicer of the Station Place III Mortgage Loan (see Exhibit 33.64)

33.83       Wells Fargo Bank, National Association, as Trustee of the Station Place III Mortgage Loan (Omitted. See Explanatory Notes.)

33.84       Wells Fargo Bank, National Association, as Custodian of the Station Place III Mortgage Loan (see Exhibit 33.6)

33.85       Pentalpha Surveillance LLC, as Operating Advisor of the Station Place III Mortgage Loan (see Exhibit 33.61)

33.86       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.87       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 33.50)

33.88       K-Star Asset Management LLC, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 33.64)

33.89       Wells Fargo Bank, National Association, as Trustee of the Covance Business Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.90       Wells Fargo Bank, National Association, as Custodian of the Covance Business Center Mortgage Loan (see Exhibit 33.6)

33.91       Pentalpha Surveillance LLC, as Operating Advisor of the Covance Business Center Mortgage Loan (see Exhibit 33.61)

33.92       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2         Trimont LLC, as Master Servicer on and after March 1, 2025

34.3         Argentic Services Company LP, as Special Servicer

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         Park Bridge Lender Services LLC, as Operating Advisor

34.8         CoreLogic Solutions, LLC, as Servicing Function Participant

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.10        Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.12       Trimont LLC, as Primary Servicer of the Headquarters Plaza Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.13       Argentic Services Company LP, as Special Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 34.3)

34.14       Wilmington Trust, National Association, as Trustee of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the Headquarters Plaza Mortgage Loan (see Exhibit 34.6)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the Headquarters Plaza Mortgage Loan (see Exhibit 34.7)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 34.8)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.20       Trimont LLC, as Primary Servicer of the Lightstone Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.21       Argentic Services Company LP, as Special Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.3)

34.22       Wilmington Trust, National Association, as Trustee of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Custodian of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.6)

34.24       Park Bridge Lender Services LLC, as Operating Advisor of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.7)

34.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.8)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.28       Trimont LLC, as Primary Servicer of the Gurnee Mills Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.29       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 34.6)

34.32       Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan (see Exhibit 34.7)

34.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.8)

34.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.35       Wells Fargo Bank, National Association, as Primary Servicer of the Cleveland East Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.36       Trimont LLC, as Primary Servicer of the Cleveland East Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.37       Argentic Services Company LP, as Special Servicer of the Cleveland East Mortgage Loan (see Exhibit 34.3)

34.38       Wilmington Trust, National Association, as Trustee of the Cleveland East Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Custodian of the Cleveland East Mortgage Loan (see Exhibit 34.6)

34.40       BellOak, LLC, as Operating Advisor of the Cleveland East Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       CoreLogic Solutions, LLC, as Servicing Function Participant of the Cleveland East Mortgage Loan (see Exhibit 34.8)

34.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.44       Trimont LLC, as Primary Servicer of the Colorado Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.45       Argentic Services Company LP, as Special Servicer of the Colorado Center Mortgage Loan (see Exhibit 34.3)

34.46       Wilmington Trust, National Association, as Trustee of the Colorado Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Colorado Center Mortgage Loan (see Exhibit 34.6)

34.48       CoreLogic Solutions, LLC, as Servicing Function Participant of the Colorado Center Mortgage Loan (see Exhibit 34.8)

34.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Integrated Health Campus Mortgage Loan

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Integrated Health Campus Mortgage Loan (see Exhibit 34.50)

34.52       Wells Fargo Bank, National Association, as Trustee of the Integrated Health Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Custodian of the Integrated Health Campus Mortgage Loan (see Exhibit 34.6)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the Integrated Health Campus Mortgage Loan (see Exhibit 34.7)

34.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.56       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.57       Trimont LLC, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.58       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wilmington Trust, National Association, as Trustee of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Citibank, N.A., as Custodian of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Pentalpha Surveillance LLC, as Operating Advisor of the Corporate Woods Portfolio Mortgage Loan

34.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.8)

34.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.50)

34.64       K-Star Asset Management LLC, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan

34.65       Wells Fargo Bank, National Association, as Trustee of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Custodian of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.6)

34.67       Pentalpha Surveillance LLC, as Operating Advisor of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.61)

34.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.69       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 34.50)

34.70       K-Star Asset Management LLC, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 34.64)

34.71       Wells Fargo Bank, National Association, as Trustee of the IRG Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Wells Fargo Bank, National Association, as Custodian of the IRG Portfolio Mortgage Loan (see Exhibit 34.6)

34.73       Pentalpha Surveillance LLC, as Operating Advisor of the IRG Portfolio Mortgage Loan (see Exhibit 34.61)

34.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.50)

34.76       K-Star Asset Management LLC, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.64)

34.77       Wells Fargo Bank, National Association, as Trustee of the Moffett Place Building 4 Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Wells Fargo Bank, National Association, as Custodian of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.6)

34.79       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.61)

34.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.81       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Station Place III Mortgage Loan (see Exhibit 34.50)

34.82       K-Star Asset Management LLC, as Special Servicer of the Station Place III Mortgage Loan (see Exhibit 34.64)

34.83       Wells Fargo Bank, National Association, as Trustee of the Station Place III Mortgage Loan (Omitted. See Explanatory Notes.)

34.84       Wells Fargo Bank, National Association, as Custodian of the Station Place III Mortgage Loan (see Exhibit 34.6)

34.85       Pentalpha Surveillance LLC, as Operating Advisor of the Station Place III Mortgage Loan (see Exhibit 34.61)

34.86       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.87       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 34.50)

34.88       K-Star Asset Management LLC, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 34.64)

34.89       Wells Fargo Bank, National Association, as Trustee of the Covance Business Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.90       Wells Fargo Bank, National Association, as Custodian of the Covance Business Center Mortgage Loan (see Exhibit 34.6)

34.91       Pentalpha Surveillance LLC, as Operating Advisor of the Covance Business Center Mortgage Loan (see Exhibit 34.61)

34.92       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2         Trimont LLC, as Master Servicer on and after March 1, 2025

35.3         Argentic Services Company LP, as Special Servicer

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.7         Trimont LLC, as Primary Servicer of the Headquarters Plaza Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.8         Argentic Services Company LP, as Special Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.10       Trimont LLC, as Primary Servicer of the Lightstone Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.11        Argentic Services Company LP, as Special Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 35.3)

35.12        Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.13       Trimont LLC, as Primary Servicer of the Gurnee Mills Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Cleveland East Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.16       Trimont LLC, as Primary Servicer of the Cleveland East Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.17       Argentic Services Company LP, as Special Servicer of the Cleveland East Mortgage Loan (see Exhibit 35.3)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Colorado Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.19       Trimont LLC, as Primary Servicer of the Colorado Center Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.20       Argentic Services Company LP, as Special Servicer of the Colorado Center Mortgage Loan (see Exhibit 35.3)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Integrated Health Campus Mortgage Loan

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Integrated Health Campus Mortgage Loan (see Exhibit 35.21)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.24       Trimont LLC, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.25       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 35.21)

35.27       K-Star Asset Management LLC, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 35.21)

35.29       K-Star Asset Management LLC, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 35.27)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 35.21)

35.31       K-Star Asset Management LLC, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 35.27)

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Station Place III Mortgage Loan (see Exhibit 35.21)

35.33       K-Star Asset Management LLC, as Special Servicer of the Station Place III Mortgage Loan (see Exhibit 35.27)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 35.21)

35.35       K-Star Asset Management LLC, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 35.27)

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

Date: March 18, 2026

/s/ Matt Smith

Matt Smith, Director

Date: March 18, 2026